Form 10KSB
period 1995-12-31
GMI 94 LLC
filed 1996-06-03
CIK 928729

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB



/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995.

/ /  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 FOR THE TRANSITION PERIOD FROM                    TO
                                           -------------------    -------------


                        COMMISSION FILE NUMBER 33-82722C


                                  GMI 94, LLC.
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)


                 WISCONSIN                       39-1794734
      State or other jurisdiction of (I.R.S. Employer Identification No.) incorporation or organization)


           1217 SOUTH GRANDVIEW BOULEVARD, WAUKESHA, WISCONSIN 53188
             (Address of principal executive office) (ZIP Code)

         Issuer's telephone number, including area code: (414) 521-2500


      SECURITIES REGISTERED UNDER SECTION 12(b) OF THE EXCHANGE ACT: None


         SECURITIES REGISTERED UNDER SECTION 12(g) OF THE EXCHANGE ACT:

                              UNITS OF MEMBERSHIP

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes /x/                      No / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or an amendment to this Form 10-KSB. [ ]

     The issuer's revenues for the year ended December 31, 1995 were $176,559.

     The aggregate market value of the units of membership held by non-affiliates of the issuer as of April 30, 1996 was $1,252,425, representing their original cost. There is no trading market for the Units.

     As of April 30, 1996, the issuer had outstanding 500.97 units of membership, its only class of securities.

                      DOCUMENTS INCORPORATED BY REFERENCE

     No documents are incorporated by reference into Part III of this Annual Report on Form 10-KSB.

     Transitional Small Business Disclosure Format (Check one):

                       Yes / /                   No /x/

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

     GMI 94, LLC., a Wisconsin limited liability company ("Company"), of which GMI Rental and Lease, Inc., a Wisconsin corporation ("GMI"), is the Managing Member, is engaged in the business of renting, leasing, servicing and selling truck-mounted work equipment ("Equipment"), including (i) aerial devices which hydraulically elevate one or more persons in an insulated or non-insulated environment to perform tasks with work heights ranging from 28 to 70 feet; and
(ii) digger-derricks which hydraulically perform utility construction and maintenance work, including digging holes, setting poles and handling materials. The Company rents (typically for terms of less than one year), leases, services and sells its Equipment directly; its customers are principally electrical utility and telephone companies, governmental bodies and agencies, construction firms and other industrial concerns. In addition, the Company utilizes the services of a nation-wide network of 40 independent dealers, developed by its Managing Member, who also rent, lease and service the Company's Equipment.

SERVICES

     The Company is engaged in the following business activities:

     Rental and Lease. The Company rents or leases to its customers a variety of Equipment in a diversified market. The concept of renting or leasing equipment is generally well accepted by most of the Company's market segments. Although the reasons for renting or leasing are numerous, the primary reasons include budget constraints and the ability to avoid the capital requirements of ownership, the ability to meet special project and seasonal requirements, providing a means of processing equipment breakdowns and planned equipment refurbishments, the high cost of new equipment, and the ability to avoid new or replacement equipment lead times. The Managing Member has established a niche in the rental and lease business by providing reliable equipment at competitive rates which provides a means of entry for the Company. Generally, the Company will purchase a mix of new and pre-owned Equipment from a variety of nationally recognized manufacturers with whom the Managing Member has established a relationship. Previously owned Equipment may be purchased from unrelated firms, the Managing Member and its affiliates, or other entities to which the Managing Member provides service.

     Service and Parts Sales. The Managing Member's service department is located in Waukesha, Wisconsin, and provides service to the Company's fleet as well as to Equipment owned by customers and Equipment owned by Managing Member, and Funds or other entities to which it provides management assistance. The service department operates both in-house and on the road providing repair/maintenance services as well as sales of replacement parts. The service department is expected to typically install and mount equipment on purchased truck chassis for approximately 50% of the Company's new purchases. The Managing Member will typically provide this installation and mounting service for equipment owned by the Company, as well as for equipment owned by others. The Managing Member also provides overhaul service of existing equipment and warranty work for certain manufacturers through its service department. Its service department provides maintenance, overhaul and warranty work throughout Wisconsin, the Upper Peninsula of Michigan, and the Illinois counties bordering Wisconsin. Servicing of the Managing Member's fleet outside this geographic area is normally handled through the Managing Member's network of dealers across the country. The Managing Member's service department staff is comprised of a service manager and three mechanics, all of whom are employed at the Waukesha, Wisconsin, facility.

     Sale of Equipment. Truck-mounted equipment purchased for the Company's rental or lease fleet is expected to have an effective rental life of five to seven years. The limiting factor is the age of the truck chassis, not the equipment mounted on it. Aerial devices and digger-derrick units generally have a useful life between fifteen to twenty years. On a regular basis, the Managing Member will provide a list of equipment (generally 5 years or older) to its dealers as "available for sale." Historically, the Managing Member has sold used equipment for prices generally ranging from 75% to 80% of its original purchase price. The market for used equipment (or after-market) is very diversified and includes contractors, small municipalities and other commercial entities. This after-market continues to be active because of the cost of new equipment.

     Equipment Management. The Managing Member or an affiliate has managed equipment owned by unrelated parties for which it had the responsibility to rent, lease, service and sell equipment of the type involved in this program and was paid a management fee in connection with its performance of those management services. While it may undertake similar work in the future, the last such assignment terminated by its terms in 1995, and the Managing Member does not presently have any plans to seek similar independent work.


EQUIPMENT.

     As of April 30, 1996 the Company owned 38 items of Equipment. The types of Equipment that the Company rents, leases, services and sells are as follows:

     Aerial Devices. Aerial devices (often referred to as "cherry pickers") are designed in varying sizes (or working heights) to hydraulically place one or more persons in the air in an insulated/non-insulated environment to perform various tasks. These aerial devices have the additional capability of lifting tools and equipment. Working heights for these aerial devices range from 28 feet to 70 feet above ground depending on the specific model. Additionally, some models may be telescopic or articulated, and some may be equipped with one or two person buckets or platforms. The aerial devices are mounted on a truck chassis manufactured by Ford, Navistar, or GMC. The aerial devices themselves are manufactured by Altec Industries, Hydra-Tech, Inc., Reach Equipment, Time Manufacturing, and other nationally recognized manufacturers. The installation of the aerial device (i.e., mounting on truck chassis) is handled by the manufacturer or an authorized representative. The average cost per new aerial unit typically ranges from $22,000 to $70,000, plus delivery charges; used aerial devices (assuming equipment ranging in age from 10 years to 20 years) generally sell for approximately 75% to 85% of original cost, plus delivery charges.

     Digger-Derricks. Digger-derrick devices are units designed to hydraulically perform utility line construction and maintenance work, i.e., digging holes, setting poles and handling heavy materials. Some models can also be equipped to elevate one or more persons in the air to perform utility line work. The various digger-derrick models have lift capacities ranging from 12,000 to 22,000 pounds and sheave heights of 45-50 feet. The digger-derrick units are mounted on a truck chassis manufactured by Ford, GMC or Navistar.
The Managing Member's service department may install and mount the digger-derrick units on the truck chassis, or the installation and mounting may be handled directly by the manufacturer. The average cost per completed digger-derrick unit ranges from $65,000 to $95,000, plus delivery charges.

     The Managing Member or an affiliate may from time to time provide delivery services for rates which are competitive in the area where the service is performed. See "Certain Relationships and Related Transactions - Conflicts of Interest."

     The value of the Equipment at the end of the term of the Company (December 31, 2004, unless extended for up to two additional years in the discretion of the Managing Member, unless sooner terminated) cannot be determined with certainty at the present time as such value is dependent on various factors such as obsolescence, market factors, condition of the Equipment and other business and economic considerations. The value of the Equipment at the end of the program is anticipated to be set by sale. Equipment of the type dealt with in this offering normally retains a lengthy useful life. When it does suffer physical deterioration, it may be subject to refurbishment or upgrading. However, it is also expected that manufacturers will continue to introduce new models that may affect the future value of the Equipment. Accordingly, it is possible that by the time the Company terminates, there will be significantly more advanced equipment available at relatively low prices, and new generations of equipment may render the Equipment economically undesirable, even if it has been enhanced by additional features. Prices have maintained some stability for this type of equipment but there can be no assurance that they will remain stable in the future and any increase or decrease may affect either positively (in the event of an increase) or negatively (in the event of a decline) the residual value.

     The ability to re-market the Equipment will also be dependent in part upon competitive factors such as the pricing and leasing practices of manufacturers and competing rental and lease companies. The marketing of equipment is a very competitive field and, in seeking a new lease or sale, the Managing Member or an alternate re-marketing agent will be competing with equipment manufacturers, banks, finance companies and leasing companies, as well as with future programs of the type offered hereby, by others entities to the extent any are managed in the future by the Managing Member or in respect of equipment which is owned directly by the Managing Member. See "Certain Relationships and Related Transactions - Conflicts of Interest."

MARKETS

     Electrical Utility Industry. This industry includes investor-owned utility companies, rural electric cooperatives and municipal electric utilities.

     Telephone Utility Industry. This industry includes the Bell System companies and independent telephone companies.

     Government Market. This market includes city, county, state and federal government agencies, such as highway and transportation departments, electrical departments, recreation and forestry departments, and military installations and facilities.

     Construction Contracting Market. This market includes electric, telephone, building and lighting contractors.

     Industrial Market. This market includes cable-TV operators and contractors, oil refineries and petro-chemical installations, and manufacturing plants.

     The following chart represents a breakdown of fiscal year 1995 rental revenue derived by the Managing Member from the indicated market segments:


                Market Segment                     % of Rental Revenue
                --------------                     -------------------
                Electrical Utility                          41%
                Governmental                                25%
                Telephone Utility                           19%
                Industrial Market                           12%
                Other                                        3%


     The foregoing chart representing rental revenue represents the approximate percentage distribution of business from all of its operations in the aggregate, including any entity for which it provides management service, and from rental of equipment owned by the Managing Member in which it has sold income participations to independent investors. Accordingly, it may not represent the distribution of business in any particular entity to which it renders service or be representative of any particular group of equipment owned by it such as that equipment in respect of which it has sold an income participation (i.e. the 92A and 93A Income Funds). See "Results of Prior Programs."

     No assurance can be given that the Company will experience a comparable distribution of utilization. Past experience provides no assurance of future performance. See "Risk Factors."

     Rental or lease arrangements between the Company and its customers are generally short-term in nature, ranging from 30 to 120 days. Although an exception, some rental or lease arrangements with the industrial market may be on a long-term basis (a term of one year or more). Customers are billed on a monthly basis (regardless of rental/lease term), and the Company recognizes income at the time of billing. At the end of the rental/lease term, the Company is responsible, at its cost, for transporting the Equipment to its next lease destination. All rental and lease arrangements are designed to ensure proper liability and casualty insurance coverages. The Company is expected to follow similar arrangements, with similar distributions of customers.

MARKETING AND PROMOTION

     The Company uses a multi-faceted approach to market its rental and lease program. This marketing approach is used nationally for the Company rental and lease program as well as regionally through regional dealers of the Managing Member. The Company essentially utilizes the same marketing techniques in placing Equipment for rental or lease as the Managing Member uses for Equipment which it owns directly, or which is owned by other entities to which it provides management services.

     Through its Managing Member, the Company utilizes the services of a nation-wide network of 40 independently owned dealers which its Managing Member has developed. A list of the the current dealers and their locations is available at the offices of the Company for inspection during normal business hours upon reasonable advance notice. Each dealer markets rental and lease services exclusively for the Managing Member and its affiliates or entities to which the Managing Member provides management services. The dealers also provide service support for the related equipment fleet and are actively involved with the resale of items of its equipment. The Managing Member continuously pursues the appointment of additional dealers to provide better market coverage. The Managing Member also makes a concerted effort to have more continued direct contact with its existing dealers via weekly telephone and facsimile fleet availability reports and personal visits. The Company utilizes the Managing Member's dealer network to originate rental and lease opportunities.

     The Company also derives rental and lease opportunities through direct mail and telemarketing programs by which the Managing Member markets directly to customers for rental and lease services. The Managing Member has been working to expand these marketing programs and to increase its present contact base of 6,000 to 8,000.

     On an ongoing basis, the Managing Member participates in market targeted updates and promotions, including sales in the after-market. Materials in these updates, promotions and sales are expected to assist the Company in the marketing of its Equipment for rental and lease applications.

UTILIZATION

     The Company's objective is to maintain a 75% utilization rate for its Equipment. Since historical trends applicable to the Managing Member indicate that approximately 6%-8% of units are committed for future rental and 8%-10% of the units are in maintenance, the maximum possible utilization rate of the Company's Equipment fleet is expected to be in the range of 82% to 86% utilization. Utilization rates shown below represent the experience of the Managing Member for all equipment for which it provides management services, including that which is owned by independent entities to which it provides management services by contract or equipment which it owns, including that as to which it has sold income participations to independent investors. The Managing Member's utilization performance for recent months has been as follows:


                  1994                                            1995
                  ----                                            ----
             July      74.5%                             January        69.8%
           August      76.7%                            February        58.1%
        September      80.5%                               March        60.8%
          October      78.4%                               April        64.9%
         November      83.6%                                 May        65.7%
         December      78.6%                                June        73.8%
                                                            July        73.9%
No assurance can be given that the Company                August        72.5%
will experience a comparable distribution              September        69.3%
of utilization.  Past experience provides                October        79.6%
no assurance of future performance.                     November        75.2%
 See "Risk Factors."                                    December        66.3%

THE LEASES

     Some of the more important provisions of the "Leases" (both rental and lease agreements) utilized by the Company are described below.

     Net Lease. Rentals on longer term leases may be in addition to, and completely net of, all expenses of operation and maintenance of the Equipment. However, the Company may assume some operating costs, such as oil and/or gasoline, on short-term rentals. The customer may also pay all taxes relating to operation of the Equipment, as described below, and all costs and expenses incurred in the use and operation of the Equipment, as described under "Maintenance." However, the Company may assume some operating costs on short-term rentals.

     Title. Both rental and longer term leases typically expressly provide that nothing therein conveys to the lessee any interest in or right to the Equipment other than the right of usage and quiet enjoyment under the Leases. All Equipment bears markings or other identification of the Company as the owner. It has the right to inspect the Equipment at any time, subject to the lessee's security procedures.

     Initial and Extended Terms. The terms of rental or lease may vary sharply, with rental typically running from 30 to 120 days, and leases possibly extending for years. Provision may be made for extension of a term, and in some longer term leases, the customer may be granted a purchase option.

     Liens and Taxes. Each lessee under rental and longer term lease agreements is required to keep the Equipment free from liens, legal process or encumbrances and to indemnify the lessor Company from any loss caused thereby. All taxes, such as sales taxes, of any kind whatsoever, except for income or franchise taxes of the lessor, are typically required to be paid by each lessee. In any case where the lessee fails to pay any taxes payable by lessee and the lessor elects to pay them, the amount paid by the lessor becomes additional rental immediately payable by the lessee.

     Default. Events of the Lessees' default under the Leases include (i) non-payment of rent, (ii) breach by the lessee of any warranty under the Leases, (iii) default in the performance of any agreement under the Leases, and
(iv) insolvency or bankruptcy of the lessee. Upon the event of default, the Company may terminate the Leases immediately upon giving oral or written notice to the lessee. The Leases provide for the surrender of the Equipment on notice of default and reserves to the Company all other legal remedies.

     Casualty Loss. The lessees bear the entire risk of loss, theft or damage to the Equipment.

     Remedies of the Lessor. The courts have imposed on lessors an obligation to "mitigate damages" in the event of a lessee's failure to cure a default. Under this doctrine, the lessor must exercise good judgment and follow acceptable commercial practice in disposing of or in re-leasing leased Equipment, and must offset such receipts against its claim. Casualty losses may be cured by return of the Equipment to its prior condition or by replacement with substantially similar equipment, but the obligations to pay rent do not abate upon the occurrence of any casualty.

     Warranty. Leases typically contain a specific disclaimer of warranties by the lessor (i.e. the Company) under which each lessee acknowledges that the lessor is not responsible for the Equipment function or performance and that the lessee will look only to the manufacturer (and not to the Company) for any liability or damages arising from the Equipment, including consequential damages. While the disclaimer of warranties may be binding as between the lessee and the Company, it may not be binding against a third party who may have incurred injury from the use of the Company's Equipment.

     Maintenance. The lessees are responsible for maintaining the Equipment in good operating condition and repair, to use it for the purposes its manufacturer intended, and to return the Equipment at the end of each term in such condition, subject only to normal wear and tear. The lessees generally pay all operating costs, and are required to maintain insurance on the Equipment.

RE-MARKETING OF EQUIPMENT

     Under the Operating Agreement, the Managing Member has the exclusive right to re-market the Equipment. Re-marketing includes the sale, re-leasing or refinancing of the Equipment upon the expiration or other termination of the Leases. The responsibilities of the Managing Member in re-marketing will be to
(i) analyze the market for the Equipment, (ii) analyze the comparable profitability of a lease, re-lease or sale of the Equipment; (iii) locate and negotiate with potential lessees or purchasers and otherwise use its best efforts in re-marketing the Equipment; and (iv) arrange all necessary documentation and secure the execution of such documents in order to consummate the lease, re-lease or sale of the Equipment.

COMPETITION

     The Managing Member's (and hence the Company's) main national competitors are Utility Equipment Leasing Corp., Waukesha, Wisconsin; Global, Birmingham, Alabama; and Baker Equipment Leasing Corp., Richmond, Virginia. The Managing Member also has several regional competitors around the country, primarily HERC (Hertz Equipment Rental Corp.), Parsipanny, New Jersey; Matlock Leasing, Philadelphia, Pennsylvania; and Mirk Equipment Leasing, Columbus, Ohio. In addition, the Managing Member rents to its own customers Equipment of the same type which is expected to be owned and rented by the Company to its customers and consequently may be considered to be in competition with the Company in some respects. In the past, the Managing Member has also rendered rental management services under a management contract to two independent partnerships which are not its affiliates. The Managing Member has adopted certain standards to regulate the rental or leasing of Equipment when both the Company and the Managing Member, or a firm for which the Managing Member renders rental or leasing management services, may both provide Equipment.

     During a portion of 1995, the Managing Member of the Company had provided management services to Wellington Equipment Income Limited Partnerships II and X, two limited partnerships formed by Wellington Management Corporation, a Wisconsin corporation, as general partner. The Managing Member is not affiliated with the general partner of these partnerships, and the Managing Member owns no equity interest in these partnerships. The duties of the Managing Member under its contract with the partnerships required it to provide services in locating rental or lease customers, in servicing the rental agreements, and in managing the service of the related equipment, as well as in assisting in disposing of the equipment. These contracts terminated by their terms on July 17, 1995 and were not renewed. The Managing Member does not anticipate entering into any new similar management contracts with Wellington Management Corporation or any of its affiliates.

     The Managing Member also owns equipment in its own name which it leases to customers. Some of these items of equipment are subject to income participation agreements (i.e. the 92A and 93A Income Funds) in which the Managing Member sold to independent investors in 1992 and 1993 an income participation in the rental revenue generated by them and a portion of the net revenue gained upon resale of the related Equipment. See "Certain Relationships and Related Transactions."

FACILITIES

     FLG Equipment, Inc. ("FLG") owns the building which houses the Managing Member's corporate headquarters and service department. The Company shares these facilities. FLG is an affiliated corporation, owned 100% by Frank L. Gruning, the President of the Company and GMI. FLG also owns certain truck-mounted work equipment, which consists only of trash loaders, cranes and specialty equipment, none of which is directly competitive with the Managing Member's or the Company's rental/lease business. Under the Operating Agreement, the Managing Member provides the Company with all of its general management and administration services through personnel and facilities of the

Managing Member. Since personnel of the Managing Member are expected to perform all such services, the only facilities expected to be required are those of the Managing Member, for whose use no additional charge is made to the Company.

     The office and maintenance facilities of the Company are located at 1217 South Grandview Boulevard, Waukesha, Wisconsin 53188.

EMPLOYEES

     The Company currently has no employees, apart from its two officers; such persons receive no cash compensation or other benefits directly from the Company. Company operations are conducted by the staff of the Managing Member.

     The Managing Member currently has 13 full-time employees. Its service staff consists of a service manager and three mechanics. Its management and administrative staff consists of the president, an office manager, a fleet administrator and a rental coordinator. The Managing Member may hire and train additional personnel as required in light of the growth and expansion of the Company's business.

ITEM 2.  PROPERTIES.

     The Company owns no real estate. As of April 30, 1996 it owned 38 items of Equipment, including aerial devices and digger derrick units.

ITEM 3.  LEGAL PROCEEDINGS.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.

     There is no trading market for the Units of Membership. Transfers are restricted in order to preserve the pass-through tax treatment afforded by the Internal Revenue Code of 1986, as amended, to entities such as the Company, which are taxed as associations taxable as partnerships and which are not "publicly traded partnerships" as defined in the Code. The consent of the Managing Member is required for admission of a new Member following assignment of a Unit of Membership by any Member. To date, there have been no assignments of Units of Membership known to the Managing Member and no requests for admission of new Members.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto. Since the Company's Registration Statement was effective on January 25, 1995, there is no comparative data for the previous year.

RESULTS OF OPERATIONS

The conditions for satisfaction of Escrow requirements were met on April 26, 1995 when Subscriptions were accepted for $100,000 of Units of Membership. The Managing Member then began to acquire equipment to place in the program utilizing proceeds of the Offering. As of December 31, 1995 the Company owned 32 vehicles which included aerial devices and digger derrick units for a total cost of $1,115,844. Subsequently, it purchased another six items of Equipment, bringing the total through April 30, 1996 to 38 items, including aerial devices and digger-derricks. Equipment costs for individual items of equipment acquired ranged in price from $18,000 to $50,000. Approximately two thirds of the units were purchased from Wellington Management Corporation. The Managing Member had been the equipment manager for two Wellington equipment income limited partnerships - "Wellington II" and "Wellington X", which were not affiliates of the Company or its Managing Member. This transaction terminated the Managing Member's equipment management relationship with Wellington Management Corporation. The acquisition price of the equipment was 85% of original cost. In the judgment of the Managing Member, this acquisition represented a unique and favorable opportunity to obtain well-maintained equipment that was already in place and rented at a price, and on terms and conditions, that were no less favorable to the Company than would be charged by an unrelated party for comparable equipment in the place and at the time that the sale occured. The Managing Member also reduced its owned fleet size by the sale of items of Equipment to the Company as well as by sales of Equipment to other persons and outside customers.

Due to the timing of the sale of Units of Membership, it was necessary to enter into a short term loan agreement to finance the purchase of some Equipment to generate sufficient revenues to pay the quarterly distributions to Members.
The Company borrowed $597,979 on July 31, 1995 from M & I Northern Bank, Brookfield, WI. The note was for a six month term with an interest rate of $9.75%. The loan was repaid with funds generated from the Offering, with the final payment made on November 16, 1995.

Rental revenues were $176,559 for the year as a result of having the equipment in service for approximately one-half of the year. Revenues for 1996 are expected to show marked improvement and to be sufficient to cover expenses and distributions as the Equipment will be in service for the entire year.

Members were paid quarterly distributions on July 26, 1995 and again on October 6, 1995, each time in an amount equal to a 10% annualized rate of Member capital contributions. On October 1, 1995 the Company distribution rate was enhanced when the Managing Member increased the Priority Distribution from 10% to 12%. This was done to increase potential investor interest and participation in the program.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1995, 483.16 units of membership had been sold resulting in the receipt of $1,207,900 in gross proceeds from the Offering.

Net cash provided by operating activities was $99,148, and $597,979 was generated by a short term loan agreement with M & I Northern Bank to finance the purchase of Equipment.

During 1996 the Company expects to meet its liquidity requirements through its initial working capital and through net cash provided by its operating activities.

SUBSEQUENT EVENTS

After December 31, 1995 an additional $44,525 of Units of Membership were sold bringing the total net offering proceeds to $1,252,425 and the total number of Units sold to 500.97. The Offering terminated as of January 26, 1996.

On January 10, 1996 the Company paid a Priority Distribution to Members in an amount equal to a twelve percent (12%) annualized rate. On April 10, 1996 the Company also paid a Priority Distribution to Members in an amount equal to a twelve percent (12%) annualized rate.

On April 15, 1996 the Company entered into a loan agreement with M & I Northern Bank to borrow up to $300,000 to finance the purchase of six additional pieces of Equipment. The rate for the four year term note is 275 basis points over comparable U.S. Treasury instruments, fixed at the time of take-down. On April 15, 1996 the Company borrowed $150,000 on this line and the rate was fixed at nine percent (9%). The remaining $150,000 will be used to complete the installation of equipment in mid-June 1996. At present the Company does not anticipate incurring any additional indebtedness.

ITEM 7.  FINANCIAL STATEMENTS.

     Financial Statements are filed as a part of this report at the end of Part III hereof beginning at page F-1, Index to Consolidated Financial Statements and are incorporated herein by this reference.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

OFFICERS

    The officers of the Company are as follows:

            Name                       Age               Position(s)
            ----                       ---               -----------
         Frank L. Gruning               54                President
           Donna M. Gall                54         Treasurer and Secretary


     FRANK L. GRUNING has been the President of the Company since its inception in July, 1994. In addition (since 1982), he has been the President and a director of GMI Rental & Lease, Inc., the Managing Member of the Company. From 1970 to 1982, Mr. Gruning was Vice President and General Manager of Utility Equipment Leasing Corporation, Waukesha, Wisconsin.

     DONNA M. GALL has been the Treasurer and Secretary of the Company since its inception in July, 1994. In addition (since 1982), she has been an Administrative Assistant and Office Manager for GMI Rental & Lease, Inc., the Managing Member of the Company. From 1974 to 1982, Ms. Gall was employed by Utility Equipment Leasing Corporation, Waukesha, Wisconsin as accounting supervisor.

     The officers of the Company are appointed by, and serve at the pleasure of, the Managing Member, pursuant to authority granted to it under the Operating Agreement. In it early stage of development, Mr. Gruning and Ms. Gall devoted approximately 70% of their time, respectively, to the conduct of the Company's business, but in the future the time devoted by them will vary depending on the day to day requirements of operations. Other staff personnel of the Managing Member perform most day to day routine work that is required to be performed to conduct the operations of the Company.

MANAGING MEMBER

     GMI Rental & Lease, Inc., a Wisconsin corporation which is the Managing Member of the Company ("GMI"), was founded by Frank L. Gruning in 1982. In each of its fiscal years since inception, the Managing Member has achieved positive cash flow from its operations; however, due to non-cash charges for depreciation and amortization, the Managing Member reported a net loss for its fiscal years ended May 31, 1982, 1990, 1992 and 1994. The Managing Member's annual sales have grown to over $1 million; and its owned and managed truck fleet is over 100 vehicles. In 1990, the Managing Member began to expand its business through the use of investment programs. In 1990, an equipment limited partnership was organized by an independent firm as general partner and successfully funded, which employed the Managing Member as a manager. A similar second partnership was later completed. In 1992, GMI formed an investment "Fund" which received an assignment of income and residual value from equipment. In 1993, it formed a similar larger Fund.

     The Company is managed by the Managing Member pursuant to the terms of the Operating Agreement and a Management Agreement. The Members may meet annually to receive a report on the operations of the Company, however, principally due to the costs involved, the Managing Member currently anticipates no such meetings will be held. The Managing Member will serve as Manager until the termination of the Company or until the Managing Member resigns or is removed by the Members (only as provided in the Management Agreement) at a meeting of the Members.

ITEM 10. EXECUTIVE COMPENSATION.

     In its capacity as a Member of the Company (and not as Manager), GMI will share in the Company's profits, losses and cash distributions. See "Allocations and Distributions to Members." In addition, GMI will receive certain additional fees and compensation. None of the fees and compensation to be paid to GMI has been or will be negotiated at arm's length. See "Certain Relationships and Related Transactions - Conflicts of Interest."

     The following fees and compensation are required to be paid by the Company to GMI (or any successor Manager or Managing Member), in its capacity as
Manager:


   - A management fee ("Management Fee") equal to 5% of gross rental receipts to compensate it for providing ongoing management of Company lease and rental activities; and

   - An administration fee ("Administration Fee") equal to 3% of gross rental receipts for performing administration services for the Company.


     The following fees and compensation have been paid by the Company to GMI in its individual capacity from proceeds of the Offering of Units of Membership to the Members:

     - An allowance equal to 3% of the gross proceeds from the sale of the Units offered hereby to reimburse the Managing Member for its expenses incurred in connection with the offering of the Units for sale ("Offering Expense Allowance"). Such allowance reimbursed GMI for the costs and expenses associated with the offering which included, but were not limited to, the following: legal and accounting fees, printing costs, filing fees and advertising and promotional expenses. The Offering Expense Allowance was paid on a non-accountable basis, although such allowance was less than the actual costs and expenses incurred by GMI in organizing the Company and offering Units for sale. GMI paid all organizational and offering expenses (excluding underwriting commissions and expense allowances) which in the aggregate exceed 3% of the gross proceeds from the sale of Units without reimbursement from the Company.

     - 2% of the gross proceeds from the sale of Units for services in connection with the selection, negotiation and purchase of Equipment ("Initial Program Fee").

     The following fees and compensation will be paid by the Company to GMI in its individual capacity, and shall not be payable to any successor Manager or Managing Member, unless otherwise agreed to and payable by the Company (which shall be in addition to the amounts payable to GMI):

     - 10% of the sales price of Equipment sold by GMI for the Company, as a sales commission, when the Managing Member has provided sales services and no other Person receives a commission on such sale ("GMI Commission"). If the sale generates proceeds which are includable in Cash Available for Distribution, it shall be paid currently. If the sale generates Sales Proceeds, the right thereto shall be subordinate to the Investor Members' receipt of their Residual Priority. See "Allocations and Distributions to Members."

     - 12% of the gross rental or lease payments received by the Company with respect to any rental/lease of equipment when the Managing Member has provided rental/lease services in connection with such Equipment and no other dealer receives a commission on such rental/lease ("GMI Rental Fee").

The Managing Member and other person performing sale or rental/lease services in connection with particular items of Equipment for which they have jointly performed services will be divided between the Managing Member and such other person in the manner they determine by agreement between them.

     Percentages of Net Profit and Loss allocated to the Managing Member, and the Distributions due to it, do not change based upon the level of capitalization of the Company. The Management Fee, the Administration Fee, and the GMI Commission due upon sale of Equipment are fixed percentages which do not vary with the size of the Company or the level of funding. Management fees generally cover services in connection with identifying customers for the rental or lease of the equipment, servicing of the rental agreements by handling customer communications, and billing and collecting rent payments, as well as management of the servicing of the Equipment. Administration fees generally cover services relating to the internal operations of the Company, such as internal accounting (but not fees paid to others such as outside auditors), purchasing supplies, payment of sales and property taxes, and services relating to the Members, such as handling communications with Members. The Management Fees and Administrative Fees were set arbitrarily based upon an estimate by the Managing Member of the approximate relative breakdown of time and attention required to be performed by it over the life of the program to perform each of these functions. The GMI Commission due upon disposition of the Equipment is not due to the Managing Member when an unaffiliated dealer performs such Equipment disposition services in which case a comparable fee will be paid to such non-affiliate at market rates, but it may be due in part to the Managing Member when it performs a portion of the service along with another firm. These fees (Management, Administration, and GMI Commission) are intended to cover the basic management and administration functions of the business. Besides these fees, the Company's other principal expense before calculation of Net Profit are the costs directly associated with ownership and operation of equipment, such as insurance on its operation, gasoline, oil, periodic maintenance, replacement of parts, and periodic costs of upgrading (such as replacing a cab on a portable piece), and miscellaneous charges in connection with operation of the business such as interest (if the Company obtains any loans), taxes (such as sales, use, and personal property taxes) and outside accounting or audit fees, as well as noncash charges for amortization and depreciation.

EXPENSE REIMBURSEMENT

     All expenses of the Company will, to the extent practicable, be billed directly to and paid by the Company. The Managing Member will be reimbursed for the actual cost of goods and materials used by or for the Company and obtained from unaffiliated persons. The Managing Member will be reimbursed for the costs of expenses attributable to the operations of the Company reasonably advanced by it. Any goods or services (other than for which it is already compensated by the Management Fee and Administration Fee) provided by the Managing Member shall be reimbursed at the lower of actual cost or the amount for which such goods and services could have been obtained from unaffiliated parties in the same geographic area, and no reimbursement shall be made for services for which the Managing Member is entitled to separate fees. Excluded from allowable reimbursement shall be salaries, fringe benefits, travel expenses and other administrative items by its own personnel which is incurred or allocated to the Managing Member in respect of the rental, leasing or sale of Equipment or administration of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The Managing Member is a Wisconsin corporation which is wholly-owned by Frank L. Gruning, its president.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CERTAIN TRANSACTIONS

     FLG Equipment, Inc. ("FLG") owns the building which houses the Managing Member's corporate headquarters and service department and which will house the Company's facilities when operations commence. FLG is an affiliated corporation, owned by Frank L. Gruning, the President of the Company and the President and a director of the Managing Member. FLG also owns certain truck-mounted work equipment, which consists only of trash loaders, cranes and other specialty equipment, none of which are directly competitive with the Company's rental/lease business.

     Drivers, Inc. ("Drivers") is an affiliated corporation which is principally owned by Frank L. Gruning, the President of the Company and the President and a director of the Managing Member, and by members of his family. Drivers is in the business of delivering equipment of the type expected to be owned by the Company and it may provide services for the Company in connection with Equipment in this program at a market competitive price.

     The Managing Member or an affiliate has in the past provided management services for two limited partnerships for the leasing of equipment of the type owned by the Company, including rental, lease, service and disposition of the equipment, although an independent firm was the managing general partner of those partnerships. The agreements by which the Managing Member provided those services to the partnerships has terminated by its terms and the Managing Member has not renewed them. The Managing Member does not currently plan to provide management service for any additional partnerships. The Managing Member has also sponsored two investment Funds (described below) which involve an assignment of residual value and a portion of operating revenue from equipment similar to that which will be owned by the Company. The Managing Member provides lease and rental services for the Funds. In addition, from time to time, the Managing Member may own, lease and rent equipment for its own account which are expected to be similar to the Equipment owned by the Company. See "Business."

     The Company may purchase some of its Equipment either from the Managing Member or from any entity or Fund for which it provides management services. Any such sale will be at a price and on terms and conditions which are no less favorable to the Company than would be charged by an unrelated party for comparable equipment in the place and at the time that the sale occurs.

     During 1992 and 1993, the Company placed 31 items of equipment into operation under two rental programs for investors, known as GMI Income Fund 92A and 93A. There has not been sufficient time or experience with these programs to report meaningful operating results; however, the Company has made all payments which were anticipated in their formation (providing approximately 12% annual cash returns). See "Results of Prior Programs."


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

    Exhibits:  Exhibit 27 (Article 5 Financial Data Schedule)

    Reports on Form 8-K: No reports on Form 8-K were filed during the period covered by this Report.

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report ..........................................     F-1
Financial Statements
   Balance Sheet ......................................................     F-2
   Statement of Operations ............................................     F-3
   Statement of Member's Equity .......................................     F-4
   Statements of Cash Flows ...........................................     F-5
   Notes to Financial Statements ......................................     F-6


                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GMI 94, LLC.





Date: May 22, 1996                      By:       /s/ Frank L. Gruning
                                            -------------------------------
                                               Frank L. Gruning, President



     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                         Date
      ---------                        -----                         ----

 /s/ Frank L. Gruning      President (Principal Executive       May 22, 1996
- - ---------------------      Officer) and Director
 Frank L. Gruning



   /s/ Donna M. Gall       Treasurer (Principal Financial       May 22, 1996
- - ---------------------      Officer) and Director
    Donna M. Gall

                         [CONLEY MCDONALD LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT


The Members
GMI 94, LLC.
Waukesha, Wisconsin

We have audited the accompanying balance sheet of GMI 94, LLC. as of December 31, 1995, and the related statements of operations, members' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of GMI 94, LLC as of December 31, 1995, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                        /s/ Conley McDonald LLP

Brookfield, Wisconsin
February 1, 1996

GMI 94, LLC.


BALANCE SHEET
DECEMBER 31, 1995
- - --------------------------------------------------------------------------------
ASSETS
- - --------------------------------------------------------------------------------
CURRENT ASSETS:
  Cash                                                             $   29,167
                                                                   ----------

PROPERTY AND EQUIPMENT: (Note 1)
  Equipment                                                         1,115,844
     Less accumulated depreciation                                   (139,481)
                                                                   ----------
                                                                      976,363
                                                                   ----------

OTHER ASSETS - Organizational costs net of accumulated
amortization of $4,568 (Note 1)                                        20,350
                                                                   ----------
                                                                   $1,025,880
                                                                   ==========


LIABILITIES AND MEMBERS' EQUITY
- - --------------------------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable managing member  (Note 1)                       $   21,195
  Accrued priority distributions to investor members  (Note 1)         27,057
                                                                   ----------
        TOTAL CURRENT LIABILITIES                                      48,252
                                                                   ----------
Commitments (Note 3)

MEMBERS' EQUITY:
  Managing member                                                      (3,664)
  Investor members                                                    981,292
                                                                   ----------

                                                                      977,628
                                                                   ----------

                                                                   $1,025,880
                                                                   ==========



See Notes to Financial Statements.

GMI 94, LLC.


STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 1995
- - ------------------------------------------------------------------------------

Rental revenue                                                     $   176,559
                                                                   -----------

EXPENSES:
  Depreciation                                                         139,481
  Repairs and maintenance                                               16,101
  Dealer commissions                                                    22,906
  Delivery expense                                                      16,665
  Management fees                                                        8,337
  Insurance                                                              7,438
  Administrative fees                                                    5,002
  Advertising                                                            4,756
  Amortization expense                                                   4,568
  Legal and professional expense                                         1,998
  Other commissions                                                          -
  Bank charges                                                           1,665
  Filing fees, licenses, and permits                                     1,162
  Office expense                                                           573
                                                                   -----------
                                                                       230,652
                                                                   -----------
     LOSS FROM RENTAL OPERATIONS                                       (54,093)

OTHER INCOME AND EXPENSE:
  Interest income                                                        1,607
  Interest expense                                                     (13,610)
  Loss on sale of equipment                                             (2,224)
                                                                   -----------
                                                                       (14,227)
                                                                  ------------

Net loss                                                           $   (68,320)
                                                                   ===========





See Notes to Financial Statements.

GMI 94, LLC.


STATEMENT OF MEMBER'S EQUITY
FOR THE YEAR ENDED DECEMBER 31, 1995
- - ---------------------------------------------------------------------------------------------------
                                                 Managing           Investor
                                                  member             member
                                                  equity             equity              Total
                                               ----------------------------------------------------
BALANCE, DECEMBER 31, 1994                     $   10,000         $        50       $    10,050
  Refund of initial investor member equity              -                 (50)              (50)
  Issuance of 483.16 units                              -           1,207,900         1,207,900
  Syndication costs                                     -            (132,868)         (132,868)
  Priority distributions                                -             (39,084)          (39,084)
  Net loss                                        (13,664)            (54,656)          (68,320)
                                               ----------------------------------------------------

BALANCE, DECEMBER 31, 1995                     $   (3,664)        $   981,292       $   977,628
                                               ====================================================

See Notes to Financial Statements.

GMI 94, LLC.

STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 1995
- - -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $   (68,320)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                       139,481
    Amortization                                                         4,568
    Loss on sale of equipment                                            2,224
    Changes in assets and liabilities:
      (Decrease) increase in:
        Accounts payable managing member                                21,195
                                                                   -----------
          NET CASH PROVIDED BY OPERATING ACTIVITIES                     99,148
                                                                   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                (1,134,268)
  Payment of organizational costs                                      (24,918)
  Proceeds from sale of equipment                                       16,200
  Payment of syndication costs                                        (132,868)
                                                                   -----------
          NET CASH USED BY INVESTING ACTIVITIES                     (1,275,854)
                                                                   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Refund of initial investor member's equity                               (50)
  Proceeds from short term debt                                        597,979
  Payments on short term debt                                         (597,979)
  Proceeds from sale of member units                                 1,207,900
  Payment of priority distributions to investor members                (12,027)
                                                                   -----------
            NET CASH PROVIDED BY FINANCING ACTIVITIES                1,195,823
                                                                   -----------
            NET INCREASE IN CASH                                        19,117
CASH:
  Beginning                                                             10,050
                                                                   -----------

  Ending                                                           $    29,167
                                                                   ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash payments for interest                                       $    13,610
                                                                   ===========

See Notes to Financial Statements.

GMI 94,LLC.

NOTES TO FINANCIAL STATEMENTS
- - ------------------------------------------------------------------------------

NOTE 1.     Nature of Business and Significant Accounting Policies

Nature of business:

GMI 94, LLC (the "LLC") is a Wisconsin limited liability company organized in July 1994 to engage in the business of renting, leasing, servicing and selling truck(mounted work equipment. These rental agreements are generally short(term, cancelable operating leases. The Company rents equipment nationwide on credit terms established for each individual customer.

GMI Rental & Lease, Inc., a Wisconsin corporation, is the Managing Member. The LLC was approved by the Securities Exchange Commission and the State of Wisconsin on January 27, 1995 for sale of it units. The LLC had sold sufficient shares to commence operation on April 26, 1995. These statements reflect the short year of operations through December 31, 1995. The LLC is scheduled to dissolve and cease operations on December 31, 2004.

A summary of the Company's significant accounting policies follows:

Equipment:

Equipment is stated at cost plus the acquisition fee paid to the managing member for the negotiation and acquisition of the equipment, less accumulated depreciation. Depreciation is calculated under 150% double declining balance method over the estimated useful life of six years. Expenses which extend the life or improve the efficiency of the asset are capitalized while repairs and maintenance are charged to expense as incurred.

Organizational costs:

Organizational costs include legal and accounting fees, appraisal charges, filing fees, printing and other costs of the Offering. These costs are being amortized over 60 months.

Accounts payable managing member:

The Managing Member is responsible for the billing and collection of the LLC's rental revenues and the payments of all operating expenses relating to the LLC. This accounts payable represents the net amount due to the Managing Member for operating expenses net of rental revenues, commissions due for the acquisition of rental customers and the sale of equipment, management fees, administrative fees, organizational costs and equipment acquisition fees after all payments made and received during the year.

Accrued prioirty distributions to investor members:

The Prospectus requires that cash available for distribution will be distributed quarterly. For the first three years the distributions will be paid 100% to the investor members until they have received 10% per annum of their capital investment. The 10% was amended to be 12% as of October 1, 1995. After the first three years, distributions will be made 80% to the Investor Members and 20% to the Managing Member. All of the accrued priority distributions were paid in January 1996.

Personal assets and liabilities:

In accordance with the generally accepted method of presenting partnership financial statements, the financial statements do not include the personal assets and liabilities of the Members, including their obligation for income taxes on their distributive shares of the net income of the LLC, nor any provision for income tax expense.

GMI 94,LLC.

NOTES TO FINANCIAL STATEMENTS
- - ------------------------------------------------------------------------------

NOTE 1.    Nature of Business and Significnat Accounting Policies (continued)

Income taxes:

Provision for federal and state income taxes has not been reflected in the accompanying financial statements since any income or loss of the LLC is reportable separately by the members.

Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenditures during the reporting period. Actual results could differ from those estimates.

NOTE 2.    Related Party Transactions

Organizational costs of $24,918, syndication fees of $12,079 and equipment acquisition fees of $24,158 have been paid or accrued to GMI Rental & Lease, Inc. (GMI) the Managing Member of the LLC as required by the prospectus. The company also purchased part of it's fleet of equipment from GMI for $345,000.

The LLC entered into a management agreement with GMI which can only be terminated for good cause. The agreement requires payment of management fees of 5% of rental revenue ($8,337 for 1995), and administrative fees of 3% of rental revenue ($5,002 for 1995). Additionally, the LLC must pay GMI a commission of 12% of rental revenue for lease agreements obtained by GMI, and a 10% commission for the sale of equipment when no other dealer is involved. These commissions amounted to $6,287 and $1,800 respectively for 1995.

The net amount owed to GMI for all of the above plus operating expenses paid by GMI in excess of rental revenues was $21,196 at December 31, 1995.

The LLC also purchased equipment from Wellington Equipment Income Limited Partnerships, another partnership managed by GMI Rental & Lease, Inc. The total of equipment purchased from Wellington was $743,557 in 1995.

NOTE 3.    Commitments

The Securities and Exchange Commission requires that companies file quarterly internal financial statements with management comments. These reports have not yet been prepared and filed by the LLC.

NOTE 4.    Subsequent Event

Subsequent to year end and prior to the issuance of our report, 17.81 additional units were sold resulting in $44,525 of additional investor member contributions.